Form 10-K
period 1997-06-30
WEBTV NETWORKS INC
filed 1997-11-12
CIK 1001616

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[_]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                                ACT OF 1934
                        FOR THE YEAR ENDED _____________

[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM APRIL 1, 1997 TO JUNE 30, 1997

                         COMMISSION FILE NUMBER 1-4278

                              WEBTV NETWORKS, INC.
             (Exact name of registrant as specified in its charter)


              CALIFORNIA                             77-0406905
(State of incorporation of organization)  (I.R.S. Employer Identification No.)

305 LYTTON AVENUE, PALO ALTO, CALIFORNIA                94301
(Address of principal executive offices)              (Zip Code)


                                 (415) 326-3240
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:


      TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------           -----------------------------------------
            None                                    None


Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [_]

     There is no public market for the Company's Class A Common Shares, but such shares are convertible, when vested, into Common Shares of Microsoft Corporation. The aggregate market value of Class A Common Shares held by non-affiliates (380,621 Class A Common Shares) at September 30, 1997, on an as-if-converted to Microsoft Common Shares basis, was approximately $50,360,916. As of September 30, 1997 there were 1,672,801 Class A Common Shares and 7,170,512 Class B Common Shares outstanding.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND TO TRANSITION REPORT

     On April 5, 1997, WebTV Networks, Inc. ("WNI" or the "Company") and three principal shareholders of WNI entered into an Agreement and Plan of Recapitalization with Microsoft Corporation ("Microsoft"), pursuant to which WNI agreed to undergo a recapitalization (the "Recapitalization") that would cause it to become a controlled subsidiary of Microsoft, subject to certain terms and conditions thereof. The Recapitalization closed on August 1, 1997, and, effective as of such date, WNI became a controlled subsidiary of Microsoft. Effective August 13, 1997, WNI determined to change its fiscal year end from March 31 to June 30, to conform to the June 30 fiscal year end of Microsoft. This Transition Report covers WNI's April 1, 1997 to June 30, 1997 transition period (the "Transition Period").

GENERAL

     WNI offers an on-line service that enables consumers to experience the Internet through their televisions. WNI has developed a set-top terminal (the "WebTV set-top terminal") that attaches to a television and telephone line and enables consumers to access WNI's subscription-based on-line service (the "WebTV Network"). WNI has licensed the design for its set-top terminal to consumer electronics manufacturers, currently Sony Electronics ("Sony"), Philips Consumer Electronics ("Philips") and Pace Microtechnology ("Pace"), who offer the set-top terminal to consumers, while WNI operates the WebTV Network. By attempting to reduce the cost and complexity barriers to Web access, WNI's goal is to make the Internet available to a wider audience than has previously been possible.

PRODUCTS, SERVICES AND TECHNOLOGY

     WNI offers an Internet on-line service that can be accessed by consumers via the WebTV set-top terminal which connects to a television and a telephone line. Once the WNI set-top terminal is connected, the user pays a flat monthly fee (currently $19.95/month) for unlimited access to the Internet via the WebTV Network, which performs all of the underlying operations necessary to provide the consumer with access to the Internet. In addition, the WebTV Network offers the user a remote-controlled browser, an e-mail interface and aggregated content. WNI's solution for connecting consumers to the Internet via a television and a telephone line is composed of the WNI set-top terminal and the WebTV Network.

     THE WEBTV SET-TOP TERMINAL

     The WebTV set-top terminal connects to a television and a telephone line to enable the user to access the Internet via the WebTV Network. In addition to the power cord, the set-top terminal has two cables: one connects to the consumer's television (or VCR), and the other plugs into the telephone line.
The front panel of the set-top terminal is equipped with an infrared receiver for the remote control, a smart card slot, and three different LED displays: a POWER LED to indicate when the terminal is on or off, a CONNECTED LED to indicate when the terminal is connecting to the WebTV Network or receiving new information, and a MESSAGE LED to indicate when the user has unread e-mail. The back panel of the set-top terminal comes with several ports for optional enhancements, including an S-video connector, a keyboard connector for standard PC keyboards, audio and video out connectors, and an RF out DC connector for use with an RF adaptor. The WebTV set-top terminals incorporate the following features:

 .    Simple Installation and Operation:  The WebTV set-top terminal utilizes standard electrical and telephone connections to enable consumers to attach the unit to a television and telephone line. Once the WebTV set-top terminal is connected to the television and telephone line, the user turns the unit on by pressing the power button on the remote control, bringing up a brief on-screen registration form, which includes name, address, phone number, credit card information and preference information.

 .    High Resolution Viewing:  WNI has developed TVLens technology which reduces the interlace flicker and blurring which has traditionally been associated with the projection of computer-based images onto a television monitor. In addition, WNI's Worldscan technology formats Web content to help optimize appearance in all television broadcast standards.

 .    Call-Waiting Compatibility:  The WebTV set-top terminal allows a user to receive incoming telephone calls when the set-top terminal is used on a telephone line that is equipped with a standard call-waiting service. Thus, when a user receives an incoming call while browsing the World Wide Web (the "Web"), the WebTV set-top terminal automatically disconnects and allows the user to answer the call. Upon completion of the incoming telephone call, the set-top terminal automatically reconnects the user to the same Web page that he or she was visiting prior to the call. This function is provided by WNI's LineShare technology but can be disabled if uninterrupted Web browsing is desired.

 .    Browsing Speed and Reliability: WNI utilizes a variety of hardware, software and network technologies to provide consumers with fast and reliable Internet access, Web-based content and e-mail communication. The WebTV set-top terminal comes standard with a 33.6 Kbps v.34bis modem. Browsing speed is enhanced through the use of advanced caching, the process of storing popular Web content on the WebTV Network and delivering it directly in response to user requests rather than requiring the user to retrieve the information from the original Web site. In addition, WNI employs network management technology that connects the user to any one of several alternative ISPs to help provide a reliable and efficient connection to the Internet even if a particular ISP's network is overloaded or shut down.

 .    Remote Control: The WebTV set-top terminal comes standard with a television-like remote control for interface with the WebTV Network. In addition, the remote control can access the WebTV Network's on-line keyboard which allows users to enter characters for a particular universal resource locator ("URL"), conduct Web searches or create short e-mail messages. The remote control also serves as a standard television remote control for basic operation of a user's television, including volume and channel selection for most standard makes or models, as well as allowing the user to switch between the WebTV Network and regular television.

 .    Infrared Keyboard (Optional): Consumers may purchase a wireless keyboard sold as an optional accessory for approximately $70 that contains similar keys and browsing functions as the remote control, as well as offering the data entry functionality of a traditional computer keyboard.

 .    Smart Card Capabilities: A smart card reader is built into the face of the
     WebTV set-top terminal. The initial implementation of the smart card's capabilities will be limited to enabling consumers to use smart cards to access their own WebTV Network accounts through any WebTV set-top terminal. As electronic commerce becomes more common, the uses of smart cards with the WebTV set-top terminal may expand.

 .    Upgrading of WebTV Set-Top Terminals and Client Software: The WebTV
     Network's applications framework supports applications download and upgrades. Thus, existing applications can be upgraded and entirely new applications can be delivered on-line to existing users.

     THE WEBTV NETWORK

     The WNI Network is accessed through the set-top terminal and consists of three primary components: user interface and functionality, network content and features, and network operations technology.

          User Interface and Functionality

     WNI designed the WebTV browser for consumer viewing on a television by incorporating certain video techniques such as scrolling screens to indicate vertical page movement and fading to new pages as well as substantially eliminating certain effects such as the piecemeal construction of Web pages typical of PC-based browsers, resizable windows and horizontal scroll bars. The WebTV browser resides on the set-top terminal, but is periodically upgraded through the WebTV Network. The WebTV browser is compatible with HTTP, MIME, HTML 3.0 and nearly all Netscape Navigator 3.0 and Microsoft Internet Explorer 3.0 extensions. In addition, the WebTV Network offers an on-line Help function which guides users through certain aspects of the browsing process and introduces the user to certain of the WebTV Network's features.

     The WebTV Network includes features designed to help integrate the Web into the user's everyday life. The WebTV Network provides for up to five users per household by assigning each user a WebTV "account." Each account has a personal Internet e-mail address and customized settings and may be protected by a password. Parental control options utilizing SurfWatch software are provided for children's accounts, enabling concerned parents to block access to inappropriate content and e-mail from strangers. It is possible for each user to save selected Web site locations in a personalized "Favorites" location. "Favorites" saves not only the site address but also a miniature view of the page, so individual subscribers can see an overview of their preferred sites and readily return to such sites in the future.

     In addition, the WebTV Network allows consumers to experience some of the Web's multimedia functionality, including general MIDI-compatibility with enhanced eMIDI instrument download capability, studio-quality video MPEG 1 and 2 audio compatibility, JPEG, GIF89a animation, and RealAudio compatibility.

          Network Content and Features

     The WebTV Network acts primarily as a content aggregator, attempting to provide an organizational structure that aids in locating content on the Web. To locate relevant content for its users, WNI's editorial staff reviews and culls information from the millions of sites that are already available on the Web.

     The WebTV Network currently offers basic services, including unlimited access to the Web for a single monthly subscription price. Key features of the WebTV Network's basic services include the following:

 .    The WebTV Home Page. The first page seen by the user of the WebTV Network is the WebTV home page. Represented on the WebTV home page are icons that symbolize the Explore Directory, the search feature, the mail service, Around Town, and "Favorites." The body of the Home Page also contains a selection of icons with links to certain sites on the Web.

 .    Explore Directory.  WNI's editorial staff locates high quality, engaging and pertinent content from the Web and organizes it for WebTV Network subscribers into a topical directory called Explore. This "best of" directory currently includes a substantial number of Web sites and provides assistance to the consumer by categorizing information into subject areas such as news, entertainment, sports and travel and then makes selections for the directory from among the best Web sites that WNI's editorial staff has discovered.

 .    Around Town.  WNI's editorial staff aggregates local content in an area of the network called "Around Town." This area is currently available with limited functionality which WNI intends to enhance over time.

 .    Search Capability.  The WebTV Network subscribers can search the Web through third-party Web search technology that is integrated into the WebTV Network. This search capability allows users to search Web sites for information on selected topics by key words input by the user. WNI currently has an agreement with Excite, Inc. ("Excite") for the incorporation of a modified version of Excite's Internet search engine into the WebTV Network.

 .    E-mail.  The WebTV Network has e-mail capability called "Mail."  Users can send HTML and multimedia enhanced messages to, and receive messages from, anyone with an address on the Internet. In addition, subscribers to the WebTV Network are allocated designated storage space on the WebTV Network in order to save e-mail messages for future reference. The WebTV set-top terminal will also indicate to the user when Mail has arrived through a LED display on the outside of the box. The WebTV Network allows a user to type a message or a URL using either the software keyboard controlled by the remote control, the optional infrared keyboard, or a standard PC keyboard plugged into the set-top terminal.

          Network Operations Technology

     WNI's network operations are based in WNI's facilities located in Palo Alto, California. The technology utilized by the WebTV Network includes the following:

 .    Internet Access and Load-Balancing Technology:  The WebTV Network provides users with Internet access service through the use of multiple ISP relationships which currently provides Internet connectivity to approximately 90% of the United States, as well as redundant access in certain major metropolitan areas. WNI currently utilizes a number of different ISPs in providing Internet access to its subscriber base. WNI's network management technology enables the WebTV Network to perform load balancing among various ISPs and to employ a form of least-cost routing across multiple ISPs.

 .    Proxy Caching:  WNI's TransCache technology caches, transcodes, reformats, streams and reorders Web data from individual Web sites for downloading to the user's set-top terminal. The WebTV Network determines the timing for content updates from standard periodicity data incorporated in many Web sites or from learning algorithms where the periodicity data is not included. The WebTV Network currently has many Web pages cached on its servers resulting in a substantial number of user requests for Web data being downloaded directly from WNI's servers rather than from the original web site.

 .    Modular Scalablity:  WNI currently maintains the WebTV Network through the use of multiple workstations. The WebTV Network is designed so that it can be scaled to accommodate increased volumes of activity by adding additional workstations to WNI's existing inventory.

 .    Security Encryption:  Client/server encryption technology is employed to help maintain a secure connection between the WebTV Network server and the WebTV set-top terminal client.

SALES, MARKETING AND DISTRIBUTION

     To aid in its sales, marketing and distribution efforts, WNI has entered into relationships with Sony, Philips and Pace which contemplate the manufacture, marketing and distribution of the WebTV set-top terminal. The relationships with these consumer electronics licensees are designed to enable the consumer electronics licensees to leverage their consumer brand names and mass market distribution channels, and to provide direct product advertising and marketing in order to sell their specific branded product. WNI supplements this effort with its own marketing of the WebTV brand name.

     WNI has granted Sony, Philips and Pace non-exclusive licenses to WNI's technology for incorporation into the WebTV set-top terminals they manufacture and distribute. In addition, WNI and each of such licensees have agreed to cooperate with respect to the development of product enhancements, as well as joint marketing efforts.

     WNI has executed a licensing agreement with Mitsubishi Electric ("Mitsubishi") pursuant to which Mitsubishi will license WNI's technology for incorporation into WebTV set-top terminals to be sold under the Mitsubishi brand. WNI has also announced plans to enter into a licensing arrangement with Hitachi for WebTV set-top terminals.

     The WebTV set-top terminal is distributed primarily through the normal consumer electronics distribution channels to retail stores by the consumer electronics licensees. WNI complements this distribution effort by installing the WebTV Network for demonstration purposes and training the dealers to demonstrate the use of the WebTV Network.

MANUFACTURING

     WNI expects that manufacture of its set-top terminals will be performed by its consumer electronics licensees. To facilitate timely introduction of the WebTV set-top terminal, portions of the set-top terminal have been manufactured under WNI's supervision in Sunnyvale, California pursuant to purchase orders from Sony and Philips. It is WNI's intention to transition responsibility for manufacturing operations to its consumer electronics licensees in the future.

CUSTOMER SERVICE

     WNI has retained a third-party customer service and technical support organization to provide first-level customer support services to subscribers to the WebTV Network. Complex customer support issues that cannot be addressed by the third-party customer service organization are escalated to WNI's internal customer care team. The third-party customer service organization and the internal WNI customer care team respond to customer service and technical support issues received via e-mail or telephone. The third-party customer service organization also offers pre-subscription support to potential WebTV Network subscribers who are contemplating the purchase of a WebTV set-top terminal.

PROPRIETARY TECHNOLOGY

     WNI's proprietary hardware and client and network software incorporate a number of technologies designed to simplify and enhance the process of experiencing the Internet through a television set and telephone line. WNI's principal proprietary technologies are described briefly below.

     HARDWARE

     WNI's custom designed ASIC uses WNI's TVLens image enhancement technology to reduce interlace flicker, without blurring, while perceptually enhancing image detail. WNI's ASIC utilizes custom PhosphoRam on-the-fly image decompression technology, minimizing memory consumption, and thereby reducing the set-top terminal's need for additional and costly RAM devices.

     WNI's LineShare technology allows incoming calls to be received by a WebTV Network subscriber while the WebTV Network is on a call-waiting-equipped phone line. LineShare also automatically determines whether other extensions of a shared telephone line are active, and prevents network activation when such extensions are in use.

     WNI also offers universal remote control with One Thumb Browsing technology. This WebTV set-top terminal technology allows the user to navigate between hypertext links in Web pages displayed on the user's television screen, view Web pages, as well as download and listen to audio files (through the television's speakers) all by way of a remote control device similar to the typical television set remote control unit.

     CLIENT SOFTWARE

     The WNI browser is compatible with HTTP, MIME, HTML 3.0 and virtually all Netscape Navigator 3.0 and Microsoft Internet Explorer 3.0 extensions, producing quality television images from virtually all Web pages. WNI browser software is implemented in the processing system housed in the WebTV set-top terminal to facilitate communications over a wide-area network among the WebTV set-top terminal client and one or more servers. Document prefetching is used to enhance system responsiveness. Additionally, the WebTV browser enables secure, MIME-compatible, multimedia e-mail with graphics and sound capability and Flash ROM auto-update technology keeps the WebTV browser current with the latest HTML expansions and plug-ins.

     NETWORK SYSTEM SOFTWARE

     WNI's TransCache technology caches, transcodes, reformats, compresses, streams and reorders Web site data for optimal download to the set-top terminal. TransCache first examines an HTML data stream for compressibility. If compressible, the data stream is then attached to a compression stream, and compression is performed immediately to generate a compressed data stream. The compressed data stream is transmitted continuously as it is generated, as an HTML stream, improving the speed and reliability of WebTV Network data traffic. WNI's client/server encryption software maintains a secure connection between the WebTV Network server and set-top terminal using a physically secure channel.

     WNI's other network technologies include MessageWatch and AutoAccess. MessageWatch technology periodically wakes up the set-top terminal when it is off-line, dials in and checks for new e-mail and lights a message LED on the set-top terminal, which notifies the user of new mail. AutoAccess technology automatically determines local access numbers for optimal Internet access providers.

PATENTS, COPYRIGHTS AND TRADEMARKS

     WNI regards its patents, copyrights, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success and WNI relies upon patent law, copyright law, trademark law, trade secret protection and confidentiality and/or license agreements with its employees, customers, licensees and others to protect its proprietary rights. WNI has filed United States and foreign patent applications relating to its hardware, client software and network system software inventions. WNI pursues the registration of its copyrights and trademarks in the United States and internationally. Effective patent, copyright, trademark and trade secret protection may not be available in every country in which WNI's products and services are distributed or made available through the Internet. There can be no assurance that any pending registration or application will be granted or that the denial of any such registration or application would not have a material adverse effect on WNI's business.

     WNI has, in the past, and it expects that it may in the future, license elements of its distinctive trademarks, trade dress and similar proprietary rights to third parties. Although WNI attempts to ensure that the quality of its brand is maintained by such licensees, no assurances can be given that such licensees will not take actions that might materially and adversely affect the value of WNI's proprietary rights or the reputation of its products and services, either of which could have a material adverse effect on WNI's business.

     There can be no assurance that the steps taken by WNI to protect any of its proprietary rights will be adequate or that third parties will not infringe or misappropriate WNI's patents, copyrights, trademarks, trade dress and similar proprietary rights. In addition, there has been substantial litigation in the technology industry regarding rights to intellectual property, and WNI is subject to the risk of claims against it for alleged infringement of the intellectual property rights of others. The existence of any such claim by a third party may not become known to WNI until well after it has committed significant resources to the development of a potentially infringing product. From time to time, WNI has received claims that it has infringed third parties' intellectual property rights, and there is no assurance that third parties will not claim infringement by WNI in the future. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, or require WNI to enter into royalty or licensing agreements, any of which could have a material adverse effect on WNI. There can be no assurance that such royalty or licensing agreements, if required, will be available on terms acceptable to WNI, or at all.

COMPETITION

     The business of providing Internet access services is new, extremely competitive, rapidly evolving and subject to rapid technological change. WNI expects that such competition will intensify significantly in the near future.
A large number of companies are developing or have introduced devices and technologies to facilitate access to the Internet via a television. Such competitors include suppliers of low-cost Internet access technologies, such as "network computer" devices promoted by Oracle and others, "set top" boxes developed by Scientific Atlanta and others, the Apple Pippin, the Viewcall Webster and devices that are proposed or under development by companies such as Navio and Diba, as well as video game devices that provide Internet access such as the Sega Saturn, the Sony Playstation and the Nintendo 64. In addition, manufacturers of television sets have announced plans to introduce Internet access and Web browsing capabilities into their products or through set-top boxes, using technology supplied by NetChannel, Diba and others. Personal computer manufacturers such as Gateway 2000 are introducing PCs that offer full-fledged television viewing combined with Internet access. Operators of cable television systems also plan to offer Internet access in conjunction with cable service. WNI also competes with internet service providers, such as AT&T, MCI, the RBOCs, Netcom and others, and commercial on-line services such as AOL, Compuserve, ICTV and @Home, Inc. There can be no assurance that WNI's competitors will not develop Internet access products and services that are superior to, and priced competitively with, those of WNI, thereby achieving greater market acceptance than WNI's offerings. Many of WNI's existing competitors, as well as potential competitors, have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than WNI. In addition, certain of WNI's current and prospective competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, more well-established and well-funded companies. Such competition could have a material adverse effect on WNI's business, operating results and financial condition.

     WNI believes that the principal competitive factors in its business are quality and variety of content, consumer acceptance, reliability, ease of use and installation, technological superiority, brand recognition, product timing, third party manufacturing and distribution relationships and price. Although WNI believes that its products and services compete favorably with respect to the factors outlined above, there can be no assurance that WNI will be able to compete successfully against current or future competitors or that the competitive pressures faced by WNI will not have a material adverse effect on WNI's business, operating results and financial condition.

EMPLOYEES

     As of June 30, 1997, WNI had 249 employees, including 95 in engineering and product development, 28 in network operations, 22 in customer care, 39 in marketing and sales, 29 in content/editorial and 36 in finance and administration.

     None of WNI's employees is represented by a labor organization, and WNI is not a party to any collective bargaining agreement. WNI has never had any employee strike or work stoppage and considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

     WNI's headquarters, including its executive offices, network operations center, and engineering, marketing and sales facilities are located in Palo Alto, California, and certain operations are in the process of being moved to facilities in Mountain View, California. The Palo Alto and Mountain View facilities occupy an aggregate of approximately 134,000 square feet. WNI occupies these facilities under leases that expire in one to five years and certain of these leases provide options for up to an additional one to five years. WNI believes that its existing facilities are adequate to meet its requirements for the foreseeable future and that suitable additional or substitute space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

     WNI is not currently subject to any material legal proceedings. From time to time WNI has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by WNI and its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the three months ended June 30, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     None of the Company's capital shares were traded publicly at any time during the Transition Period or thereafter. The Company had 133 shareholders of record as of June 30, 1997, of which 90 were holders of Common Stock and 14, 12, 23 and 1 were holders of Series A redeemable convertible preferred stock, Series B redeemable convertible preferred stock, Series C convertible preferred stock and Series D convertible preferred stock, respectively. No cash dividends have been declared on the Company's capital shares to date and the Company does not intend to pay a cash dividend on its capital shares in the foreseeable future. Future earnings will be used as a source to finance the growth and development of the Company.

     During the period of April 1, 1997 through June 30, 1997, the Company issued 17,250 shares of common stock upon the exercise of stock options for total proceeds of $2,638, pursuant to Rule 701 of the Securities Act of 1933. Such proceeds were used for general corporate purposes, including working capital. During the same period, the Company issued 4,500 shares of common stock to one individual in satisfaction of a $43,235 claim against the Company, pursuant to a private transaction not involving a public offering made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6.  SELECTED FINANCIAL DATA
                                                         PERIOD FROM
                                                          INCEPTION
                                                          (JUNE 30,
                                                           1995) TO     YEAR ENDED         THREE MONTHS ENDED
                                                          MARCH 31,      MARCH 31,              JUNE 30,
                                                                                      ----------------------------
                                                             1996          1997          1996(1)          1997
                                                         ------------  -------------  --------------  -------------
STATEMENT OF OPERATIONS DATA:
Revenues:
  On-line service......................................  $         -   $  3,456,120   $         -     $  4,146,899
  Licensing and manufacturing..........................            -     38,949,810       141,667        5,606,463
                                                         -----------   ------------   -----------     ------------
           Total revenues..............................            -     42,405,930       141,667        9,753,362
Cost of revenues:
  On-line service......................................            -     12,384,056             -        9,996,980
  Licensing and manufacturing..........................            -     36,968,200             -        4,346,341
                                                         -----------   ------------   -----------     ------------
           Total cost of revenues......................            -     49,352,256             -       14,343,321
Gross margin (loss)....................................            -     (6,946,326)      141,667       (4,589,959)
Operating expenses:
  Research and development.............................    2,117,852     11,273,081     1,733,382        5,382,250
  Sales and marketing..................................      258,865     18,688,022       705,614        4,979,400
  General and administrative...........................      853,373      6,528,030       781,949        2,463,035
                                                         -----------   ------------   -----------     ------------
           Total operating costs and expenses..........    3,230,090     36,489,133     3,220,945       12,824,685
                                                         -----------   ------------   -----------     ------------
Loss from operations...................................   (3,230,090)   (43,435,459)   (3,079,278)     (17,414,644)
Interest income........................................        8,383        925,531        63,605          172,553
Interest expense.......................................      (10,703)      (257,966)      (29,894)        (167,727)
Other expense..........................................            -              -             -          (62,773)
                                                         -----------   ------------   -----------     ------------
Net loss...............................................  $(3,232,410)  $(42,767,894)  $(3,045,567)    $(17,472,591)
                                                         ===========   ============   ===========     ============
Pro forma net loss per share...........................       $(0.22)        $(1.51)       $(0.14)          $(0.53)
                                                         ===========   ============   ===========     ============
Shares used in computing pro forma net loss per share..   14,546,887     28,253,713    21,960,768       33,255,784
                                                         ===========   ============   ===========     ============

-------------------------------------
(1) This information was derived from unaudited financial statements that have been prepared by the Company.

                                                                MARCH 31,
                                                   ---------------------------------------         JUNE 30,
                                                          1996                 1997                  1997
                                                   -------------------  -------------------  --------------------
BALANCE SHEET DATA:
Cash and cash equivalents............................   $ 4,501,745           $20,715,502         $  5,034,702

Working capital (deficiency).........................   $ 2,473,015           $ 9,118,056         $ (9,813,241)

Total assets.........................................   $ 5,931,650           $39,386,574         $ 25,547,106

Capital lease obligations, net of current  portion...   $   524,013           $ 5,062,640         $  4,374,306

Redeemable convertible preferred stock...............   $ 6,500,001           $12,359,999         $ 12,359,999

Total shareholders' equity (net capital deficiency)..   $(3,217,410)          $ 2,462,384         $(14,775,834)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this Form 10-K. This Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below.


OVERVIEW


     WNI, which was formed in June 1995, operates an on-line service that enables consumers to experience the Internet through their televisions. From its inception to September 1996, WNI's activities related primarily to recruiting personnel, raising capital and developing technology for the WebTV set-top terminal and the WebTV Network. In October 1996, WNI delivered initial shipments of the WebTV set-top terminal through its consumer electronics licensees and activated the WebTV Network.


     Though WNI licenses the WebTV set-top terminal reference design to consumer electronics manufacturers, it expects its revenues and profits to be derived from the WebTV Network. WNI expects that its future revenues will be derived predominantly from monthly subscription fees to the WebTV Network as well as from the sale of advertising space on the WebTV Network.


     WNI has an extremely limited operating history. WNI's business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets, such as the Internet. The market for WNI's products and services has recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants with products and services for use on the Internet. As a result, WNI's mix of products and services may undergo substantial changes as WNI reacts to competitive and other developments in the overall Internet market. WNI has recorded limited revenues to date, has incurred net losses since inception and expects to continue to operate at a loss in the near term. As of June 30, 1997, WNI had an accumulated deficit of approximately $63.5 million.


     As a result of WNI's extremely limited operating history, WNI has no meaningful historical financial data upon which to base planned operating expenses. Accordingly, WNI's expense levels are based in part on its expectations as to future revenues, particularly future subscriber and advertising revenues. WNI's expenses to a large extent are fixed. As a result, any significant shortfall in revenues, whether caused by less than expected growth in subscribers and subscription revenues or the failure to obtain paying advertisers, would have an immediate adverse impact on WNI's business, results of operations and financial condition. In addition, WNI plans to significantly increase its operating expenses. WNI expects to experience significant fluctuations in future quarterly operating results and believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.


RESULTS OF OPERATIONS


     Amounts from inception (June 30, 1995) to March 31, 1996 are not comparable to the amounts for the year ended March 31, 1997 due to the different duration of the periods and the acceleration of WNI's activities and related expenses throughout fiscal 1997. The sections below compare the three months ended June 30, 1997 to the three months ended June 30, 1996.


     REVENUES


     WNI derives its revenues principally from on-line service, licenses and manufacturing. On-line service revenue consists primarily of fees charged to subscribers to the WebTV Network, which are recognized when services are provided. Advance payments for on-line services are deferred until the services are provided. Manufacturing revenue, which is described below, is recognized at the time the product is shipped. Prepayments for manufacturing revenue from licensees are deferred until the related product is shipped. License revenue consists of certain fees paid by licensees and is recognized ratably over the term of the license agreements.


          Licensing and Manufacturing Revenues


     Licensing and manufacturing revenues were approximately $5.6 million for the three months ended June 30, 1997 and $142,000 for the three months ended June 30, 1996. This increase in revenues was primarily derived from WNI's activities in coordinating the manufacture of the WebTV set-top terminal for WNI's consumer electronics licensees. Licensing and manufacturing revenues were approximately $38.9 million for the year ended March 31, 1997. Two licensees represented 21% and 79% of licensing and manufacturing revenues for the three months ended June 30, 1997 and 61% and 39% of licensing and manufacturing revenues for the year ended March 31, 1997. These revenues were effectively recorded at WNI's cost and therefore WNI's gross profit on these sales was nominal.


          On-Line Service Revenues


     On-line service revenues were approximately $4.1 million for the three months ended June 30, 1997. The WebTV Network was launched in September of 1996, accordingly, there were no on-line service revenues for the three months ended June 30, 1996. For the year ended March 31, 1997, WNI recorded approximately $3.5 million of revenue from the WebTV Network. Substantially all of the on-line service revenue recorded to date is from on-line service subscription fees. WNI expects to derive the principal portion of its future revenues from the operation of the WebTV Network. These revenues currently include subscription fees and limited advertising revenues and may include transaction fees and pay per use services in the future.


     COST OF REVENUES


     Cost of licensing and manufacturing revenues consists of the associated component and labor costs of the manufactured goods sold to WNI's licensees. Cost of licensing and manufacturing revenues was approximately $4.3 million for the three months ended June 30, 1997. There was no cost of licensing and manufacturing for the three months ended June 30, 1996 because all for the revenue for that period was derived from licensing agreements. Cost of licensing and manufacturing revenues was approximately $37.0 million for the year ended March 31, 1997.


     Cost of on-line service revenues consists of expenses related to the maintenance and support of the WebTV Network, data communications costs, customer support costs and royalties and commissions paid to information and service providers and licensees. Data communications costs are affected primarily by the number of subscribers and the amount of time those subscribers use the WebTV Network. Customer support costs, which consist primarily of employee costs, costs of contracted personnel and communication costs, are affected primarily by the number of existing and new subscribers in any particular period. Cost of on-line service revenues for the three months ended June 30, 1997 was approximately $10.0 million. There was no cost of on-line service for the three months ended June 30, 1996. Cost of on-line service revenues for the year ended March 31, 1997 was approximately $12.4 million.


     OPERATING EXPENSES


     WNI's operating expenses have increased significantly since WNI's inception as a result of growth in the costs associated with technology development and efforts to commercialize WNI's products and services. WNI believes that continued expansion of its operations will be essential to enhance and extend the WebTV brand, deliver products and services to targeted markets and expand WNI's subscriber and advertising base. Accordingly, WNI expects to incur increased expenses in all operating areas.


          Research and Development


     Research and development expenses consist primarily of salaries, consulting fees, materials, depreciation and facilities to support product and network development. WNI incurs development costs for the design of hardware and software contained in the WebTV set-top terminal, development of network service software and development of network programming. Research and development expenses were approximately $5.4 million for the three months ended June 30, 1997, as compared to $1.7 million for the three months ended June 30, 1996. For the year ended March 31, 1997, research and development expenses were approximately $11.3 million, as compared to $2.1 million for the period from inception to March 31, 1996. To date, all software development costs have been expensed as incurred. The increase in research and development comes primarily from the increase in personnel to develop new products and services. WNI believes that significant investments in research and development are required to remain competitive in the markets it is serving. Accordingly, WNI intends to increase the absolute amount of its research and development expenditures in the future.


          Sales and Marketing


     Sales and marketing expenses consist primarily of salaries, consulting fees and costs of public relations services, advertising and marketing literature. Sales and marketing expenses were approximately $5.0 million for the three months ended June 30, 1997, as compared to $706,000 for the three months ended June 30, 1996. For the year ended March 31, 1997, sales and marketing expenses were approximately $18.7 million as compared to $259,000 for the period from inception to March 31, 1996.The increases in sales and marketing reflects the ramp-up in marketing efforts to promote the WebTV Network. WNI intends to increase the level of sales and marketing activity in future periods to build WNI's brand value and develop future revenue sources.


          General and Administrative


     General and administrative expenses consist primarily of salaries, professional services and legal fees. General and administrative expenses were approximately $2.5 million for the three months ended June 30, 1997, as compared to $782,000 for the three months ended June 30, 1996. For the year ended March 31, 1997, general and administrative expenses were approximately $6.5 million as compared to $853,000 for the period from inception to March 31, 1996. The higher levels of expense reflects an increase in personnel and professional fees necessary to manage the financial, legal, and administrative aspects of the business. WNI intends to increase the level of general and administrative expenses to support its operational growth, its efforts to develop strategic business relationships and its plans for securing its intellectual property rights.


     INCOME TAXES


     At June 30, 1997, WNI had federal net operating loss carry forwards of approximately $61.4 million. The federal net operating loss carry forwards will expire beginning in 2011 through 2012, if not utilized. An ownership change, as defined in the Tax Reform Act of 1986, may restrict the utilization of carry forwards. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the lack of earnings history of WNI. See Note 8 of Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES


     From inception through June 30, 1997, WNI has financed its operations and met its capital expenditure requirements primarily from proceeds of the private sale of equity securities totaling approximately $60.6 million and equipment leasing activities.


     Operating activities used cash of approximately $17.9 million for the three months ended June 30, 1997, as compared to $1.7 million for the three months ended June 30, 1996. The net cash used during this period was primarily due to the net loss and the increase in accounts receivable, which were partially offset by increases in accounts payable and a decrease in inventory. Investing activities used net cash of approximately $2.2 million during the three months ended June 30, 1997, compared to 1.5 million for the three months ended June 30, 1996, to purchase equipment to support WNI's business and develop the infrastructure for the WebTV Network. Financing activities generated cash of approximately $4.4 million during the three months ended June 30, 1997, compared to $3.7 million for the three months ended June 30, 1996, primarily from the borrowings against long term debt.


     At June 30, 1997, WNI's principal commitments consisted of obligations under operating and capital leases of approximately $16.4 million. Future capital expenditures are anticipated to be primarily for facilities and equipment to support expansion of the WebTV Network, business operations and management information and internal network systems. Although WNI has no material capital commitments, WNI anticipates that its planned purchases of capital equipment over the next twelve months will require additional expenditures of approximately $20 million to $25 million. Additionally, WNI believes that it is likely that WNI will enter into a joint venture with Fujitsu Limited ("Fujitsu"). The parties are currently negotiating a letter of intent that reflects the addition of Microsoft as a principal party to the joint venture.


     WNI expects to require at least $100.0 million to fund its current operating plan through June 1998. At June 30, 1997, WNI had approximately $5.0 million in cash and cash equivalents. WNI's cash assets and currently available credit line are not sufficient to meet its current operating plan requirements through June 1998. On August 1, 1997, WNI consummated a recapitalization in which it became a controlled subsidiary of Microsoft, and WNI believes that its financial requirements will be satisfied through the support of Microsoft.


OUTLOOK: ISSUES AND UNCERTAINTIES


     The Company does not provide forecasts of future financial performance. While the Company's management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook.


     Developing market and dependence on the Internet. The market for WNI's set-top terminal and WebTV Network has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants with products and services for use on the Internet. WNI's success will depend in large part upon the continued growth in the use of the Internet and in particular the use of the Internet for commercial purposes.


     Unproven acceptance of Internet advertising. The WNI's future success is highly dependent upon the increased use of the Internet for information publication, distribution and commerce. In particular, because WNI expects to derive a significant portion of its revenues in the foreseeable future from sales of Internet advertising, the future success of WNI is highly dependent on the development of the Internet as an advertising medium.



     Competition. The market for consumer electronics and Web access services is new, extremely competitive, rapidly evolving and subject to rapid technological change, and WNI expects that such competition will intensify significantly in the near future. One result of such increasing competition may be pricing pressure. WNI's competitors may be grouped into two principal categories: (i) providers of low-cost Internet access devices, such as proposed network computer devices, the Apple Pippin, the Viewcall Webster and proposed devices from companies such as Navio and Diba, as well as video game devices such as the Sega Saturn, the Sony Playstation and the Nintendo 64, and (ii) commercial on-line services such as America On-line, Inc., Compuserve, Inc., and @Home, Inc.

     Substantial dependence upon third parties. WNI depends substantially upon third parties for several critical elements of its business including, among others, manufacturing and distribution of the set-top terminal and data communications capacity to support the WebTV Network. To achieve mass market penetration and consumer acceptance of the WebTV Network, WNI has established strategic alliances with Sony and Philips to manufacture, market and distribute the set-top terminal. WNI currently has two independent contract manufacturers, Pragmatech and Flextronics, which together will account for all of WNI's materials' procurement, assembly, system integration, testing and quality assurance. Although WNI's agreements with Sony and Philips contemplate that each will manufacture set-top terminals and certain components, to date, neither has begun such manufacturing. Each, however, has preformed some assembly, but relies upon WNI for the manufacture of certain components and subassemblies.
WNI is dependent on sole-source suppliers for certain key components used in its products, including its proprietary FIDO and SOLO ASICs, manufactured by NEC and Toshiba, and certain CPUs, manufactured by Integrated Device Technology. WNI purchases these sole-source components pursuant to purchase orders placed from time to time, will not carry significant inventories of these components and will have no guaranteed supply arrangements. WNI relies on local telephone companies and other companies to provide data communications capacity via local telecommunications lines and leased long-distance lines. In addition, WNI depends on certain third-party Internet service providers.


     Risk of capacity constraints; system or security failures. A key element of WNI's strategy is to generate a high volume of use of its set-top terminal and the WebTV Network, the performance of each of which is critical to WNI's reputation, its ability to attract subscribers to its WebTV Network and market acceptance of the set-top terminal and WebTV Network. Any system capacity constraint or failure that causes interruption of or increases in response time of the Company's WebTV Network service would reduce the attractiveness of the combined company's set-top terminal and services to existing and potential subscribers and content providers. Additionally, WNI's network operations are dependent in part upon its ability to protect its operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. WNI currently does not have redundant, multiple site capacity in the event of any such occurrence. Despite the implementation of network security measures by WNI, its servers are also vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with the combined company's computer systems.


     Intellectual property rights. WNI regards its patents, copyrights, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success and the Company will rely upon patent law, copyright law, trademark law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. There can be no assurance that the steps taken by WNI to protect any of its proprietary rights will be adequate or that third parties will not infringe or misappropriate WNI's patents, copyrights, trademarks, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against WNI.


     Government regulation. Certain Federal Communications Commission ("FCC") regulations provide mandatory guidelines for the electronic emissions of certain consumer products. Changes in the regulatory environment relating to the telecommunications and media industry could affect WNI's business. Also, the Internet and commercial Internet services are currently regulated by several federal and state governmental agencies, legislative bodies and courts, including the FCC, the Federal Trade Commission and the Internal Revenue Service. Additionally, federal export regulations restrict the export and resale of certain sensitive computer technologies such as certain encryption and authentication software.



     Litigation. Litigation regarding intellectual property rights, patents, and copyrights occurs in the Company's business. Also, because materials may be downloaded from network services operated or facilitated by WNI and subsequently distributed to others, there is a potential that claims will be made against WNI for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of such materials. In addition, there are other general corporate legal risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


          INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                 PAGE
Report of Deloitte & Touche LLP, Independent Auditors..........................................    15

Report of Ernst & Young LLP, Independent Auditors..............................................    16

Balance Sheets.................................................................................    17

Statements of Operations.......................................................................    18

Statement of Shareholders' Equity (Net Capital Deficiency).....................................    19

Statements of Cash Flows.......................................................................    20

Notes to Financial Statements..................................................................    21

Financial Statement Schedule...................................................................    32

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     Effective October 3, 1997, WNI dismissed its prior certifying accountants, Ernst & Young LLP, and retained as its new accountants, Deloitte & Touche LLP. Ernst & Young LLP's report on WNI's financial statements during the two most recent fiscal years contained no adverse opinion or disclaimer of opinion, and was not qualified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by WNI's Board of Directors.


     During the last two fiscal years and the subsequent interim periods to the date hereof, there were no disagreements between WNI and Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports. There were no events that have occurred pursuant to Item 304(a)(l)(v) with respect to WNI within the last two fiscal years and the subsequent interim periods to the date hereof.


     Effective October 3, 1997, WNI engaged Deloitte & Touche LLP as its principal accountants. During the last two fiscal years and the subsequent interim periods to October 3, 1997, WNI did not consult Deloitte & Touche LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

             REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

WebTV Networks, Inc.:

We have audited the accompanying balance sheet of WebTV Networks, Inc. as of June 30, 1997 and the related statements of operations, shareholders' equity (net capital deficiency), and cash flows for the three months ended June 30, 1997. Our audit also included the financial statement schedule for the three months ended June 30, 1997 listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WebTV Networks, Inc. at June 30, 1997 and the results of its operations and its cash flows for the three months ended June 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

On August 1, 1997, the Company became a controlled subsidiary of Microsoft Corporation, as described in Note 9.

/s/ Deloitte  &  Touche  LLP
-----------------------------
Deloitte  &  Touche  LLP
San Jose, California
October 24, 1997

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
WebTV Networks, Inc.:

We have audited the accompanying balance sheets of WebTV Networks, Inc. as of March 31, 1996 and 1997 and the related statements of operations, shareholders' equity (net capital deficiency), and cash flows for the period from inception (June 30, 1995) to March 31, 1996 and the year ended March 31, 1997. Our audits also included the financial statement schedule for the period from inception (June 30, 1995) to March 31, 1996 and the year ended March 31, 1997 listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WebTV Networks, Inc. at March 31, 1996 and 1997 and the results of its operations and its cash flows for the period from inception (June 30, 1995) to March 31, 1996 and the year ended March 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST  &  YOUNG  LLP
-----------------------------
ERNST  &  YOUNG  LLP
Palo Alto, California
May 2, 1997

                             WEBTV  NETWORKS,  INC.

                                BALANCE  SHEETS

                                                                                               MARCH 31,             JUNE 30,
                                                                                      ---------------------------
                                                                                          1996          1997           1997
                                                                                      ------------  -------------  -------------
ASSETS
Current assets:
 Cash and cash equivalents..........................................................  $ 4,501,745   $ 20,715,502   $  5,034,702
 Accounts receivable (net of reserves of $50,000 and $92,000 at March 31,
  1997 and June 30, 1997)...........................................................            -      2,807,741      5,764,396
 Inventory..........................................................................            -      4,309,713      1,937,374
 Other current assets...............................................................       96,316        786,651      1,038,922
                                                                                      -----------   ------------   ------------
           Total current assets.....................................................    4,598,061     28,619,607     13,775,394
Property and equipment, net.........................................................    1,140,958     10,332,709     11,353,775
Other assets........................................................................      192,631        434,258        417,937
                                                                                      -----------   ------------   ------------
Total assets........................................................................  $ 5,931,650   $ 39,386,574   $ 25,547,106
                                                                                      ===========   ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
 Accounts payable...................................................................  $   836,506   $ 10,934,896   $  9,330,930
 Accrued payroll and related obligations............................................       86,642        711,963        564,166
 Notes payable......................................................................            -              -      5,000,000
 Convertible note payable due to director...........................................      150,000              -              -
 Notes payable due to founders......................................................      401,500              -              -
 Convertible notes payable..........................................................      500,000              -              -
 Deferred revenue and other.........................................................            -      5,468,165      6,249,481
 Current portion of capital lease obligations.......................................      150,398      2,386,527      2,444,058
                                                                                      -----------   ------------   ------------
          Total current liabilities.................................................    2,125,046     19,501,551     23,588,635
Capital lease obligations, net of current portion...................................      524,013      5,062,640      4,374,306
Commitments
Redeemable convertible preferred stock, no par value, issuable in series:
 Series A redeemable convertible: 1,510,533 shares designated, 1,510,533 shares issued and outstanding at March 31, 1996 and 1997 and June 30,
  1997 (aggregate liquidation preference of $1,500,000 at June 30, 1997)............    1,500,000      1,500,000      1,500,000
 Series B redeemable convertible: 6,567,484 shares designated, 3,067,484 shares issued and outstanding at March 31, 1996 and 6,316,707 shares issued and outstanding at March 31 and June 30, 1997 (aggregate
  liquidation preference of $10,859,999 at June 30, 1997)...........................    5,000,001     10,859,999     10,859,999
Shareholders' equity (net capital deficiency):
 Preferred stock, no par value, 25,000,000 shares authorized, issuable in series:
  Series C convertible: 4,920,568 shares designated, 4,819,538 shares issued and outstanding at March 31 and June 30, 1997 (none at
   March 31, 1996) (aggregate liquidation preference of $34,281,374)................            -     34,281,374     34,281,374
  Series D convertible: 9,596,928 shares designated, 1,343,570 shares issued and outstanding at March 31 and June 30, 1997 (none at
   March 31, 1996) (aggregate liquidation preference of $13,999,999)................            -     13,999,999     13,999,999
 Common stock, no par value, 100,000,000 shares authorized, 15,000,000, 19,106,373 and 19,123,123 shares issued and outstanding at March 31, 1996 and 1997
  and June 30, 1997, respectively...................................................       15,000      3,406,954      3,452,027
 Shareholder notes receivable.......................................................            -       (301,639)      (299,839)
 Deferred compensation..............................................................            -     (2,924,000)    (2,736,500)
 Accumulated deficit................................................................   (3,232,410)   (46,000,304)   (63,472,895)
                                                                                      -----------   ------------   ------------
           Total shareholders' equity (net capital deficiency)......................   (3,217,410)     2,462,384    (14,775,834)
                                                                                      -----------   ------------   ------------
Total liabilities and shareholders' equity
 (Net capital deficiency)...........................................................  $ 5,931,650   $ 39,386,574   $ 25,547,106
                                                                                      ===========   ============   ============

                       See notes to financial statements.

                             WEBTV  NETWORKS,  INC.

                           STATEMENTS  OF  OPERATIONS


                                                         PERIOD FROM
                                                          INCEPTION
                                                          (JUNE 30,                       THREE MONTHS ENDED
                                                           1995) TO     YEAR ENDED             JUNE 30,
                                                          MARCH 31,      MARCH 31,    ---------------------------
                                                             1996          1997           1996          1997
                                                         ------------  -------------  ------------  -------------
                                                                                      (UNAUDITED)
Revenues:
  On-line service......................................  $         -   $  3,456,120   $         -   $  4,146,899
  Licensing and manufacturing..........................            -     38,949,810       141,667      5,606,463
                                                         -----------   ------------   -----------   ------------
           Total revenues..............................            -     42,405,930       141,667      9,753,362
Cost of revenues:
  On-line service......................................            -     12,384,056             -      9,996,980
  Licensing and manufacturing..........................            -     36,968,200             -      4,346,341
                                                         -----------   ------------   -----------   ------------
           Total cost of revenues......................            -     49,352,256             -     14,343,321
Gross margin (loss)....................................            -     (6,946,326)      141,667     (4,589,959)
Operating expenses:
  Research and development.............................    2,117,852     11,273,081     1,733,382      5,382,250
  Sales and marketing..................................      258,865     18,688,022       705,614      4,979,400
  General and administrative...........................      853,373      6,528,030       781,949      2,463,035
                                                         -----------   ------------   -----------   ------------
           Total operating costs and expenses..........    3,230,090     36,489,133     3,220,945     12,824,685
                                                         -----------   ------------   -----------   ------------
Loss from operations...................................   (3,230,090)   (43,435,459)   (3,079,278)   (17,414,644)
Interest income........................................        8,383        925,531        63,605        172,553
Interest expense.......................................      (10,703)      (257,966)      (29,894)      (167,727)
Other expense..........................................            -              -             -        (62,773)
                                                         -----------   ------------   -----------   ------------
Net loss...............................................  $(3,232,410)  $(42,767,894)  $(3,045,567)  $(17,472,591)
                                                         ===========   ============   ===========   ============
Pro forma net loss per share...........................       $(0.22)        $(1.51)       $(0.14)        $(0.53)
                                                         ===========   ============   ===========   ============
Shares used in computing pro forma net loss per share..   14,546,887     28,253,713    21,960,768     33,255,784
                                                         ===========   ============   ===========   ============

                       See notes to financial statements.

                                                      WEBTV  NETWORKS,  INC.
                                 STATEMENT  OF  STOCKHOLDERS'  EQUITY  (NET  CAPITAL  DEFICIENCY)

                                                                                                                        TOTAL
                                    SERIES C     SERIES D                                                             SHAREHOLDERS'
                                   CONVERTIBLE  CONVERTIBLE                SHAREHOLDER                                  EQUITY
                                    PREFERRED    PREFERRED     COMMON        NOTES        DEFERRED     ACCUMULATED   (NET CAPITAL
                                      STOCK       STOCK         STOCK      RECEIVABLE   COMPENSATION     DEFICIT      DEFICIENCY)
                                  -----------  -----------  ----------   ------------   -----------   ------------  -------------
Issuance of 15,000,000 shares
 of common stock.................  $         -  $         -  $   15,000      $       -   $         -   $          -    $     15,000
Net loss.........................            -            -           -              -             -     (3,232,410)     (3,232,410)

                                   -----------  -----------  ----------   ------------   -----------   ------------    ------------

Balances, March 31, 1996.........            -            -      15,000              -             -     (3,232,410)     (3,217,410)


Issuance of 4,819,538 shares
 of Series C convertible
 preferred stock.................   34,281,374            -           -              -             -              -      34,281,374
Issuance of 4,106,373 shares
 of common stock.................            -            -     391,954       (301,639)            -              -          90,315
Issuance of 1,343,570 shares
 of Series D convertible
 preferred stock.................            -   13,999,999           -              -             -              -      13,999,999
Deferred compensation related
 to stock options, net of
 amortization....................            -            -   3,000,000              -    (2,924,000)             -          76,000
Net loss.........................            -            -           -              -             -    (42,767,894)    (42,767,894)

                                   -----------  -----------  ----------   ------------   -----------   ------------    ------------

Balances, March 31, 1997.........   34,281,374   13,999,999   3,406,954       (301,639)   (2,924,000)   (46,000,304)      2,462,384

Issuance of 21,750 shares of
 common stock....................            -            -      45,873              -             -              -          45,873
Repurchase of 5,000 shares of
 common stock....................            -            -        (800)             -             -              -            (800)

Proceeds from shareholder notes
 receivable......................            -            -           -          1,800             -              -           1,800
Amortization of deferred
 compensation....................            -            -           -              -       187,500              -         187,500
Net loss.........................            -            -           -              -             -    (17,472,591)    (17,472,591)

                                   -----------  -----------  ----------   ------------   -----------   ------------    ------------

Balances, June 30, 1997..........  $34,281,374  $13,999,999  $3,452,027      $(299,839)  $(2,736,500)  $(63,472,895)   $(14,775,834)

                                   ===========  ===========  ==========   ============   ===========   ============    ============

                       See notes to financial statements.

                                                      WEBTV  NETWORKS,  INC.
                                                    STATEMENTS  OF  CASH  FLOWS


                                                                   PERIOD FROM
                                                                    INCEPTION
                                                                    (JUNE 30,                            THREE MONTHS ENDED
                                                                     1995) TO     YEAR ENDED                 JUNE 30,
                                                                    MARCH 31,       MARCH 31,   ----------------------------------
                                                                       1996          1997              1996              1997
                                                                   ------------  -------------  -------------------  -------------
                                                                                                    (UNAUDITED)
Cash flows used in operating activities:
Net loss.........................................................  $(3,232,410)  $(42,767,894)         $(3,045,567)  $(17,472,591)
Adjustments to reconcile net loss to net cash used in operating activities:
 Amortization of deferred compensation...........................            -         76,000                    -        187,500
 Depreciation and amortization...................................      126,963      1,996,602              202,383      1,144,974
 Loss on disposal of property and equipment......................            -              -                    -         62,773
 Changes in operating assets and liabilities:
  Accounts receivable............................................            -     (2,807,741)          (1,558,605)    (2,956,655)
  Inventory......................................................            -     (4,309,713)                   -      2,372,339
  Other current assets and other assets..........................     (288,947)      (934,443)            (225,354)      (235,950)
  Accounts payable...............................................      836,506     10,098,390              563,882     (1,603,966)
  Accrued payroll and related obligations........................       86,642        625,321              (25,557)      (147,797)
  Deferred revenue and other.....................................            -      5,468,165            2,358,333        781,316
                                                                   -----------   ------------          -----------   ------------
           Net cash used in operating activities.................   (2,471,246)   (32,555,313)          (1,730,485)   (17,868,057)
                                                                   -----------   ------------          -----------   ------------
Cash flows used in investing activities -
 Capital expenditures............................................     (581,626)    (3,646,567)          (1,453,907)    (2,228,813)
                                                                   -----------   ------------          -----------   ------------
Cash flows provided by financing activities:
 Proceeds from issuance of preferred stock.......................    6,500,001     53,991,371            4,089,998              -
 Proceeds from issuance of common stock..........................       15,000         90,315               45,568         46,873
 Proceeds from notes payable.....................................            -              -                    -      5,000,000
 Proceeds from convertible note payable due to director..........      150,000              -                    -              -
 Proceeds from (payments on) notes payable to founders...........      401,500       (401,500)            (401,500)             -
 Proceeds from (payments on) convertible notes payable...........      500,000       (500,000)                   -              -
 Principal payments of capital lease obligations.................      (11,884)      (764,549)             (18,159)      (630,803)
                                                                   -----------   ------------          -----------   ------------
           Net cash provided by financing activities.............    7,554,617     52,415,637            3,715,907      4,416,070
                                                                   -----------   ------------          -----------   ------------
Net increase (decrease) in cash and cash equivalents.............    4,501,745     16,213,757              531,515    (15,680,800)

Cash and cash equivalents at beginning of period.................            -      4,501,745            4,501,745     20,715,502
                                                                   -----------   ------------          -----------   ------------
Cash and cash equivalents at end of period.......................  $ 4,501,745   $ 20,715,502          $ 5,033,260   $  5,034,702
                                                                   ===========   ============          ===========   ============
Supplemental disclosure of cash flow information -
Cash paid for interest...........................................  $    10,703   $    257,966          $    29,894   $    167,727
                                                                   ===========   ============          ===========   ============
Supplemental schedule of noncash investing and financing
 activities:
 Property and equipment acquired under capital lease
  obligations....................................................  $   686,295   $  7,539,305          $         -   $          -
                                                                   ===========   ============          ===========   ============
 Conversion of convertible note payable due to director to
  preferred stock................................................  $         -   $    150,000          $   150,000   $          -
                                                                   ===========   ============          ===========   ============
 Issuance of common stock in return for shareholder notes
  receivable.....................................................  $         -   $    301,639          $   235,127   $          -
                                                                   ===========   ============          ===========   ============

                       See notes to financial statements.

                              WEBTV NETWORKS, INC.

                         NOTES TO FINANCIAL STATEMENTS


                                 JUNE 30, 1997

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   NATURE OF OPERATIONS

   WebTV Networks, Inc. (the "Company") was incorporated in California on June 30, 1995 and operates an on-line service that enables consumers to experience the Internet through their televisions. Through September 1996, the Company was in the development stage.


   On August 1, 1997, the Company consummated a recapitalization (the "Recapitalization"), pursuant to an Agreement and Plan of Recapitalization ("the Recapitalization Agreement") dated April 5, 1997, among the Company, certain shareholders thereof and Microsoft Corporation ("Microsoft"), whereby the Company became a controlled subsidiary of Microsoft. See further discussion regarding the recapitalization in Note 9. Effective August 13, 1997, the Company changed its year end to June 30 to conform to Microsoft's fiscal year end.


   Basis of Presentation

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.


   SIGNIFICANT ACCOUNTING POLICIES

   Cash Equivalents

   The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less to be cash equivalents. The Company's excess cash is invested in an uninsured money market account with a major international bank. Carrying value of cash and cash equivalents approximates market value.


   Inventories

   Inventories consist primarily of raw materials, which are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out cost method) or market value.


   Revenue Recognition and Concentration of Credit Risk

   The Company derives its revenues principally from on-line service, license and manufacturing revenue. On-line revenue consists primarily of fees charged to subscribers to the Company's on-line service and are recognized when services are provided. Advance payments for on-line services are deferred until the services are provided.


   In 1996, the Company entered into five-year license agreements with two consumer electronics manufacturers, Sony Electronics and Philips Consumer Electronics (together, "licensees"). In April 1997, the Company entered into a five year agreement with Pace Microtechnology ("Pace"). As of June 30, 1997, no revenues have been recorded pursuant to the agreement with Pace. Pursuant to these agreements, the Company licensed the technology and reference design for its set-top terminal to the licensees. The licensees are responsible for the promotion, sale, support and maintenance of the set-top terminals, which they offer to customers. The Company is responsible for providing the on-line service to users of the set-top terminals. Pursuant these agreements, the Company has the right to receive up-front license and marketing fees. In addition, the Company will share a portion of the future revenues from its on-line service with the licensees.


   Manufacturing revenue is recognized at the time products are shipped. Prepayments for manufacturing revenue from licensees are deferred until the related product is shipped. License revenue consists of certain fees paid by

                              WEBTV NETWORKS, INC.

   licensees and is recognized ratably over the term of the agreements. All product and license revenue is generated by two parties which accounted for 56% and 36%, respectively, of total revenue for the year ended March 31, 1997 and 12% and 46%, respectively, of total revenues for the three months ended June 30, 1997.


   The Company's accounts receivable are from on-line service subscribers and licensees. The Company generally does not require collateral on accounts receivable. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. The concentration of credit risk with respect to on-line service accounts receivable is limited due to the large number of subscribers comprising the Company's subscriber base. Licensee accounts receivable consists of two multinational consumer electronics companies who have made timely payments to date. These two companies accounted for 77% and 18%, respectively, of accounts receivable at March 31, 1997 and 27% and 30%, respectively, of accounts receivable at June 30, 1997.


   The Company generates all of its revenues in the United States.


   Cost of Revenues

   Cost of on-line service revenues consist of expenses related to the maintenance and support of the Company's network, data communications costs, customer support costs and royalties and commissions paid to information and service providers and licensees. Licensing and manufacturing cost of revenue consists primarily of the associated component and labor costs of the manufactured goods sold.


   Depreciation and Amortization

   Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets which approximates three years. Equipment purchased under capital lease obligations is amortized over the shorter of the lease term or the estimated useful lives of the related assets.


   Advertising Costs

   Costs related to advertising are expensed the first time an advertisement appears. Advertising expense was approximately $11,190,000 for the year ended March 31, 1997 and $463,000 for the three months ended June 30, 1997 (none for the period from inception (June 30, 1995) to March 31, 1996).


   Research and Development and Software Development Costs

   Research and development costs incurred to develop software and hardware products are charged to operations as incurred.


   Software development costs have been expensed in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility and ends when a product is available for general release to customers. Such costs have been immaterial to date.


   Stock Compensation

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee and director stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Option grants to all others are accounted for under the fair value method prescribed by FAS 123.

                              WEBTV NETWORKS, INC.

   Net Loss Per Share

   Except as noted below, historical net loss per share is computed using the weighted-average number of common shares outstanding. Common equivalent shares from stock options, convertible preferred stock and warrants are excluded from the computation as their effect is antidilutive.


   Historical net loss per share information is as follows:



                                                   PERIOD FROM
                                                    INCEPTION          YEAR          THREE MONTHS ENDED
                                                 (JUNE 30, 1995)       ENDED              JUNE 30,
                                                   TO MARCH 31,      MARCH 31,    -------------------------
                                                      1996             1997          1996          1997
                                                  -----------        -----------  -----------   -----------
                                                                                  (UNAUDITED)
Net loss per share...........................       $     (0.24)    $     (2.38)  $     (0.20)  $     (0.91)
                                                    ===========     ===========   ===========   ===========
Shares used in computing net loss per share..        13,462,963      17,934,964    15,063,961    19,114,332
                                                    ===========     ===========   ===========   ===========

   Pro forma net loss per share has been computed as described above and also gives effect to the conversion of convertible preferred shares issued using the as if-converted method. Such shares are included from the original date of issuance.



   Earnings Per Share Calculation

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, earnings per share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 is expected to result in no change to the Company's primary or fully diluted net loss per share for any periods presented herein, as stock options have been excluded from the current computation as they are antidilutive.


   Unaudited Interim Financial Information

   The unaudited interim financial information for the three months ended June 30, 1996 has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.


2. OTHER FAIR VALUE DISCLOSURES

   At June 30, 1997, the carrying value of notes receivable from shareholders approximates their fair value. The fair values of notes receivable from shareholders are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

                              WEBTV NETWORKS, INC.

3. PROPERTY AND EQUIPMENT

   Property and equipment is recorded at cost and consists of:


                                                              MARCH 31,
                                                      -------------------------    JUNE 30,
                                                         1996          1997          1997
                                                      -----------  ------------  ------------
    Computer equipment..............................  $  756,248   $ 8,875,652   $10,315,174
    Office equipment, furniture and fixtures........     175,984     1,095,230     1,109,087
    Purchased software..............................     279,548     1,769,102     2,299,623
    Leasehold improvements..........................      56,141       713,809       881,578
                                                      ----------   -----------   -----------
                                                       1,267,921    12,453,793    14,605,462
    Less accumulated depreciation and amortization..    (126,963)   (2,121,084)   (3,251,687)
                                                      ----------   -----------   -----------
    Property and equipment, net.....................  $1,140,958   $10,332,709   $11,353,775
                                                      ==========   ===========   ===========

4. NOTES PAYABLE

   In April 1997, in conjunction with the Recapitalization Agreement, Microsoft and the Company entered into a Line of Credit Agreement, pursuant to which Microsoft agreed to loan the Company, on a revolving basis, up to $30,000,000 (the "Loan"). Interest on the outstanding balance on the Loan accrues at a rate of ten percent (10%). The Loan is secured by a security interest granted by the Company to Microsoft, pursuant to a Security Agreement, covering all of the Company's Intellectual Property (as defined in the Recapitalization Agreement). The balance on June 30, 1997 was $5,000,000.


5. COMMITMENTS

   In December 1995, the Company entered into a $1,000,000 equipment lease line of credit, of which approximately $374,000 remains available at June 30, 1997. In addition, the Company entered into equipment lease lines totaling $3,000,000 in 1996 and $4,539,000 in 1997 which were fully drawn down as of June 30, 1997. The arrangements are secured by the leased property and equipment of the Company.


   In conjunction with the 1996 and 1997 equipment lease lines, the Company issued warrants to purchase preferred stock (see Note 7).

   Included in property and equipment are assets acquired under capital lease obligations with a cost and related accumulated amortization of approximately $686,000 and $12,000, $8,226,000 and $1,288,000, and $8,226,000 and
   $2,196,000 at March 31, 1996 and 1997 and June 30, 1997, respectively.

                              WEBTV NETWORKS, INC.

   Future payments under operating and capital lease arrangements at June 30, 1997 are as follows:

                                          OPERATING    CAPITAL
    YEARS ENDING JUNE 30,                  LEASES      LEASES
    -----------------------------------  ----------  ----------
    1998...............................  $2,222,521  $3,094,864
    1999...............................   2,149,102   2,590,181
    2000...............................   1,750,916   1,986,150
    2001...............................   1,048,928     151,306
    2002...............................     985,358           -
    Thereafter.........................     384,813           -
                                         ----------  ----------
    Total minimum payments.............  $8,541,638   7,822,501
                                         ==========
    Less amount representing interest..               1,004,137
                                                     ----------
    Present value of minimum payments..               6,818,364
    Less current portion...............               2,444,058
                                                     ----------
    Long-term portion..................              $4,374,306
                                                     ==========

   Subsequent to June 30, 1997, the Company entered into three new operating leases which expire on various dates through October 2000. Future payments under these leases total approximately $3,800,000.


   Rent expense was approximately $62,000, $906,000 and $373,000 for the period from inception to March 31, 1996, the year ended March 31, 1997 and the three months ended June 30, 1997, respectively.

6. NOTES FROM FOUNDERS, SHAREHOLDERS AND OTHER PARTIES

   During the year ended March 31, 1996, the Company issued demand promissory notes to two founders totaling $401,500, net of repayments, for purposes of initial funding of the Company. These notes were repaid in April 1996.


   In February 1996, the Company issued convertible notes to four parties including a member of the Board of Directors and relatives of an officer of the Company for a total of $680,000. In March 1996, the Company repaid one of the notes totaling $30,000. In April and July 1996, the Company repaid the remaining notes (with the exception of the note due to the director) totaling $500,000. In April 1996, the note due to the director was converted into 92,025 shares of Series B redeemable convertible preferred stock at a per share price of $1.63.

   In conjunction with the issuance of certain of these notes, the Company issued warrants to purchase common stock (see Note 7).

7. SHAREHOLDERS' EQUITY

   PREFERRED STOCK

   In September and October 1995, under a stock purchase agreement, the Company issued 1,510,533 shares of Series A redeemable convertible preferred stock ("Series A preferred stock") at a price of $0.993 per share. In March and April 1996, under a stock purchase agreement, the Company issued 5,576,682 shares of Series B redeemable convertible preferred stock ("Series B preferred stock") at a price of $1.63 per share. Additionally in April 1996, a $150,000 convertible note due to a member of the Board of Directors was converted into 92,025 shares of Series B redeemable convertible preferred stock. Also, in July and August of 1996, warrants issued in April 1996 were exercised to purchase 648,000 Series B redeemable convertible preferred shares at an exercise price of $2.50 per share. In September 1996, under a stock purchase agreement, the Company issued 4,819,538 shares of Series C convertible preferred stock ("Series C preferred stock") at a price of $7.113 per share. In March

                              WEBTV NETWORKS, INC.

   1997, under a stock purchase agreement, the Company issued 1,343,570 shares of Series D convertible preferred stock ("Series D preferred stock") at a price of $10.42 per share.


   Each share of Series A, Series B, Series C and Series D preferred stock is convertible, at the option of the holder, into common stock, as determined by dividing $0.993, $1.63, $7.113 and $10.42, respectively, plus an amount equal to all declared but unpaid dividends on each share into the number of outstanding shares. The price at which common stock shall be deliverable upon conversion of the Series A, Series B, Series C and Series D is $0.9027, $1.63, $7.113 and $10.42, respectively, subject to certain adjustments for dilution, if any, resulting from future stock issuances. The outstanding shares of preferred stock automatically convert into common stock upon the close of business on the day immediately preceding the closing of an underwritten public offering of common stock under the Securities Act of 1933 in which the Company receives at least $10,000,000 in gross proceeds and the price per share is at least $7.50, in the case of Series A, Series B and Series C preferred stock, and at least $40,000,000 in gross proceeds and the per share price is at least $11.50, in the case of Series D preferred stock.


   Series A, Series B, Series C and Series D preferred shareholders are entitled to noncumulative dividends of $0.0794, $0.1141, $0.4979 and $0.7294, respectively, per share. Dividends will be paid only when declared by the Board of Directors out of legally available funds. No dividends have been declared as of June 30, 1997.


   The Series A, Series B, Series C and Series D preferred shareholders are entitled to receive, upon liquidation, an amount per share equal to the issuance price, plus all declared but unpaid dividends. Thereafter, the remaining assets and funds, if any, shall be distributed pro rata among the common shareholders. If the assets or property were not sufficient to allow full payment to the Series A, Series B, Series C and Series D shareholders, the available assets shall be distributed ratably among the Series A, Series B, Series C and Series D shareholders.


   The Series A, Series B, Series C and Series D preferred shareholders have voting rights equal to the common shares issuable upon conversion.


   The Company is required to redeem the outstanding Series A and Series B preferred shares at an amount equal to the issuance price plus all declared but unpaid dividends in four annual installments beginning in March 2003.


   COMMON STOCK

   In April 1997, the Company amended existing shareholder agreements with its founding shareholders/officers ("Founders"). The revised terms provide the Company a repurchase right for 488,538 shares of Common Stock held by the Founders with such repurchase right lapsing over periods of two to three years. At June 30, 1997, 488,538 shares are subject to repurchase under these agreements.


   At June 30, 1997, the Company has reserved 14,141,451 shares of its common stock for issuance upon conversion of its Series A, Series B, Series C and Series D preferred stock, 3,929,377 common shares for issuance under the 1996 Stock Incentive Plan and 122,553 shares for issuance of common stock upon the exercise of outstanding warrants to purchase common stock and convertible preferred stock.


   STOCK WARRANTS

   In connection with the issuance of convertible notes in February 1996 as discussed in Note 6, the Company issued warrants to purchase a total of 53,000 shares of common stock, subject to adjustments for stock splits and other reclassifications in capitalization, at an exercise price of $0.05 per share. The warrants will be delivered on or before the respective maturity dates of the convertible promissory notes and may be exercised at any time on or before the expiration of one year following the issuance to the respective holders. Shares issued upon exercise of warrants will be subject to the Company's right of first refusal to purchase these shares prior to an initial public offering by the Company. The shares of common stock issuable to the holders pursuant to the exercise of these warrants are subject to the Company's right of first refusal to purchase the shares, at the market price, prior to the Company's initial public offering. These warrants were exercised during the year ended March 31, 1997.

                              WEBTV NETWORKS, INC.

   In connection with equipment lease line financing in June 1996, as discussed in Note 5, the Company issued warrants to purchase a total of 86,000 shares of Series B redeemable convertible preferred stock, subject to adjustments for stock splits and other recapitalization, at an exercise price of $2.50, $5.00 and $7.113 per share for 46,000, 20,000 and 20,000 shares, respectively.


   In connection with equipment lease line financing in January 1997, as discussed in Note 5, the Company issued warrants to purchase a total of 36,553 shares of Series C convertible preferred stock, subject to adjustments for stock splits and other recapitalization, at an exercise price of $7.113 per share.


   The value ascribed to these warrant issuances was determined by the Company to be immaterial for financial statement purposes.


   Warrants outstanding at March 31 and June 30, 1997 were 122,553.


   1996 STOCK INCENTIVE PLAN

   Under the 1996 Stock Incentive Plan (the "Plan"), which was adopted in February 1996, options may be granted for common stock or common stock may be issued, pursuant to actions by the Board of Directors, to directors, consultants, advisors, and employees of the Company. Options granted are either incentive stock options or nonstatutory stock options and are exercisable within the times or upon the events determined by the Board of Directors as specified in each option agreement. Incentive stock options granted under the Plan are at prices not less than 100% of the fair value at the date of grant. Nonstatutory options granted under the Plan are at prices not less than 85% of the fair value on the date of the grant, as determined by the Board of Directors. Stock options granted to a 10% shareholder shall not be less than 110% of the fair value at the date of grant. Options vest over a period of time as determined by the Board of Directors, generally four years. The term of the Plan is ten years.


   Plan transactions were as follows:



                                                              OUTSTANDING STOCK OPTIONS    WEIGHTED
                                                              --------------------------   AVERAGE
                                                   SHARES      NUMBER OF     PRICE PER    PRICE PER
                                                  AVAILABLE     SHARES         SHARE        SHARE
                                                 -----------  -----------  -------------  ---------
    Original authorization of shares...........   3,180,188            -               -          -

    Additional shares authorized for issuance..   1,819,812            -               -          -
    Options granted............................  (2,660,849)   2,660,849   $        0.05      $0.05
                                                 ----------   ----------   -------------      -----

    Balance at March 31, 1996..................   2,339,151    2,660,849   $        0.05      $0.05

    Additional shares authorized for issuance..   3,000,000            -               -          -
    Options granted............................  (4,317,832)   4,317,832   $0.05 - $2.50      $0.76
    Options exercised..........................           -   (4,053,373)  $0.05 - $0.50      $0.09
    Options canceled...........................     306,518     (306,518)  $0.05 - $1.75      $0.15
                                                 ----------   ----------   -------------      -----

    Balance at March 31, 1997..................   1,327,837    2,618,790   $0.05 - $2.50      $1.14

    Options exercised..........................           -      (17,250)  $0.05 - $1.75      $0.15
    Options canceled...........................      22,400      (22,400)  $0.50 - $2.50      $1.68
                                                 ----------   ----------   -------------      -----

    Balance at June 30, 1997...................   1,350,237    2,579,140   $0.05 - $2.50      $1.14
                                                 ==========   ==========   =============      =====
    Weighted-average fair value of options
      granted during the year ended March 31,
      1997.....................................                                               $0.20
                                                                                              =====

                              WEBTV NETWORKS, INC.

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options (see Note 1). Under APB 25, when the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.


   Pro forma information regarding net loss and loss per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options granted after December 31, 1994 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended March 31, 1996 and 1997: risk-free interest rate of 6%; no dividends paid; volatility factor of the expected market price of the Company's common stock of zero; and a weighted-average expected life of the option of five years. The forfeiture rate was assumed to be zero. After the Recapitalization (see Note 9), replacement and new stock options granted to employees of the Company will likely experience substantially greater forfeiture rates as is typical in post-acquisition environments. The effects of applying FAS 123 for the recognition of compensation expense and provision of pro forma disclosures in the years ended March 31, 1996 and 1997 and the three months ended June 30, 1997 are not likely to be representative of the effects on reported and pro forma net income in future years.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:



                                                                   PERIOD FROM
                                                                    INCEPTION         YEAR                THREE MONTHS ENDED
                                                                 (JUNE 30, 1995)      ENDED                    JUNE 30,
                                                                  TO MARCH 31,      MARCH 31,    ----------------------------------
                                                                      1996            1997              1996              1997
                                                                 ---------------  -------------  -------------------  -------------
                                                                                                     (UNAUDITED)
 Pro forma net loss............................................     $(3,232,664)  $(42,832,550)         $(3,047,555)  $(17,526,153)
                                                                    ===========   ============          ===========   ============
 Pro forma net loss per share..................................     $     (0.22)  $      (1.52)              $(0.14)  $      (0.53)
                                                                    ===========   ============          ===========   ============

The weighted-average contractual life of options outstanding and exercisable at June 30, 1997 is as follows:


                                                                        OPTIONS     WEIGHTED       OPTIONS
                                                                      OUTSTANDING    AVERAGE     EXERCISABLE
                                                                          AT        REMAINING        AT
                                                                        JUNE 30,   CONTRACTUAL     JUNE 30,
                                                                          1997        LIFE          1997
                                                                        --------      ----        -------
EXERCISE PRICES                                                                    (IN YEARS)
$0.05                                                                    125,000      8.75        125,000
$0.16                                                                     90,250      8.99         24,625
$0.50                                                                    607,600      9.20            150
$0.75                                                                    293,300      9.32          5,000
$1.00                                                                    573,400      9.43              -
$1.75                                                                    441,850      9.55        115,000
$2.00                                                                    147,500      9.64         25,000
$2.50                                                                    300,240      9.71         15,625
                                                                        --------      ----        -------
                                                                        2,579,140     9.38        310,400
                                                                        =========     ====        =======

                              WEBTV NETWORKS, INC.

At June 30, 1997, there were 2,462,775 shares of common stock subject to repurchase under the Plan.


   DEFERRED COMPENSATION


   The Company has recorded deferred compensation of $3,000,000 to reflect the difference between the exercise price and deemed fair value for financial reporting purposes of certain options to purchase common stock of the Company granted by the Company during the year ended March 31, 1997. This amount is being amortized over the vesting period of the individual options, generally a 48-month period. Compensation expense recognized in the year ended March 31, 1997 and in the three months ended June 30, 1997 totaled $76,000 and $187,500, respectively.


8. INCOME TAXES

   As of June 30, 1997, the Company had federal and state net operating loss carryforwards of approximately $61,400,000 and $61,500,000 respectively. The federal net operating loss carryforwards will expire at various dates beginning in 2011 through 2012, if not utilized. The state net operating loss carryforwards will expire in 2003. An ownership change, as defined in the Tax Reform Act of 1986, may restrict the utilization of carryforwards.


   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

   Significant components of the Company's deferred tax assets are as follows:

                                                           MARCH 31,
                                                   ---------------------------    JUNE 30,
                                                       1996          1997           1997
                                                   ------------  -------------  -------------
    Net operating loss carryforwards.............  $ 1,200,000   $ 17,200,000   $ 24,700,000
    Research credits.............................            -        500,000        500,000
    Capitalized research expenses and other......            -        900,000        500,000
                                                   -----------   ------------   ------------
    Total deferred tax assets....................    1,200,000     18,600,000     25,700,000
    Valuation allowance for deferred tax assets..   (1,200,000)   (18,600,000)   (25,700,000)
                                                   -----------   ------------   ------------
    Net deferred tax assets......................  $         -   $          -   $          -
                                                   ===========   ============   ============

   Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $1,200,000 during the period from inception (June 30, 1995) to March 31, 1996.


9. SUBSEQUENT EVENTS

   On August 1, 1997 (see Note 1), the closing of the Recapitalization (the "Closing"), the following occurred:


 .     Holders of vested common shares of the Company who so elected received
      $11.381 per share in cash directly from Microsoft, and otherwise received in the Recapitalization the equivalent value per share in new Class A common shares of the Company, which are exchangeable for Microsoft common shares initially on a one-to-one basis. In either case, in addition to such consideration, approximately $1.460 per share of cash or the equivalent value per share in Class A common shares of the Company (approximately 11.4% of the total consideration to be received by each shareholder) was placed in an escrow fund that will be used to satisfy any claims of Microsoft that arise within 18 months of the Closing pursuant to the Recapitalization Agreement. If none of this amount is used to satisfy such claims of Microsoft, approximately $1.460 per common share of the Company in cash or the equivalent value per share in Class A common shares of the Company will be distributed to each such holder, who in such event ultimately will receive $12.841 per share in cash or Class A common shares of the Company. Should Microsoft successfully assert claims under the Recapitalization

                              WEBTV NETWORKS, INC.

      Agreement to which the escrow fund is subject, some or all of such additional amount would not be released to holders of common shares of the Company.

 .     Holders of unvested common shares of the Company received in the
      Recapitalization $11.381 in value per share in new Class A common shares of the Company, which are exchangeable for Microsoft common shares initially on a one-to-one basis, in each case with vesting terms equivalent to the vesting terms of their existing common shares of the Company. In addition to such shares, approximately $1.460 per common share of the Company worth of Class A common shares of the Company (approximately 11.4% of the total consideration to be received by each shareholder) was placed in an escrow fund that will be used to satisfy any claims of Microsoft that arise within 18 months of the Closing pursuant to the Recapitalization Agreement. If none of this amount is used to satisfy such claims of Microsoft, approximately $1.460 per common share of the Company worth of Class A common shares of the Company will be distributed to each such holder, who in such event ultimately will receive $12.841 per share in Class A common shares of the Company. Should Microsoft successfully assert claims under the Recapitalization Agreement to which the escrow fund is subject, some or all of such additional amount would not be released to holders of common shares of the Company.

 .     Holders of options to purchase common shares of the Company received replacement nonqualified options to purchase Microsoft common shares.

 .     Holders of preferred shares of the Company who so elected received $12.130 per share (determined on an as-if-converted to common shares of the Company basis) in cash directly from Microsoft, and otherwise received the same cash payment from the Company in the Recapitalization. In either case, in addition to such cash, approximately $1.556 per share of cash (approximately 11.4% of the total consideration to be received by each shareholder) was placed in an escrow fund that will be used to satisfy any claims of Microsoft that arise within 18 months of the Closing pursuant to the Recapitalization Agreement. If none of this amount is used to satisfy such claims of Microsoft, approximately $1.556 per share in cash will be distributed to each such holder, who in such event ultimately will receive $13.686 per share (determined on an as-if-converted to common shares of the Company basis) in cash. Should Microsoft successfully assert claims under the Recapitalization Agreement to which the escrow fund is subject, some or all of such additional amount would not be released to holders of preferred shares of the Company.

 .     Holders of warrants to purchase capital shares of the Company who so elected received $12.130 per share (determined on an as-if-net exercised and an as-if-converted to common shares of the Company basis) in cash directly from Microsoft, and otherwise received the same cash payment from the Company in the Recapitalization. In either case, in addition to such cash, approximately $1.556 per share of cash (approximately 11.4% of the total consideration to be received by each warrant holder) was placed in an escrow fund that will be used to satisfy any claims of Microsoft that arise within 18 months of the Closing pursuant to the Recapitalization Agreement. If none of this amount is used to satisfy such claims of Microsoft, approximately $1.556 per share in cash will be distributed to each such holder, who in such event ultimately will receive $13.686 per share (determined on an as-if-net exercised and an as-if-converted to common shares of the Company basis) in cash. Should Microsoft successfully assert claims under the Recapitalization Agreement to which the escrow fund is subject, some or all of such additional amount would not be released to holders of warrants.

   Pursuant to the Recapitalization Agreement, Microsoft granted additional options to purchase Microsoft common shares to the Company's employees so that those employees (other than the principal shareholders) who held common shares of the Company or options to purchase common shares of the Company on April 5, 1997 received additional aggregate consideration of not more than $31,886,000.

   As of the effective date of the recapitalization, the Company became a controlled subsidiary of Microsoft and the Company expects that its existing operations will be the same in all material respects. Although each director of the Company resigned following the Recapitalization, and three Microsoft employees have been appointed to serve on the Board of Directors and elected to be the President, Chief Financial Officer, Treasurer and Secretary of the

                              WEBTV NETWORKS, INC.

   Company, current management expects that it will continue to manage the Company after the Recapitalization. In addition, the Company will be engaged in the same lines of business with the same assets.

                                   * * * * *

                                                            SCHEDULE II

                              WEBTV NETWORKS, INC.
                       VALUATION AND QUALIFIING ACCOUNTS


                                      BALANCE AT    ADDITIONS               BALANCE AT
                                     BEGINNING OF   CHARGED TO                END OF
                                        PERIOD       EXPENSE    WRITE-OFFS    PERIOD
Allowance for doubtful accounts
     Inception to March 31, 1996         $     -     $     -        $  -     $     -
     Year ended March 31, 1997                 -      50,000           -      50,000
     Three months ended June 30, 1997     50,000      42,000           -      92,000

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The executive officers and directors of WNI are as follows:

                    NAME                              AGE                           POSITION
---------------------------------------------         ---     -----------------------------------------------------
Stephen G. Perlman...........................          35      Chief Executive Officer
Bruce A. Leak................................          34      Chief Operating Officer and Executive Vice President
Phillip Y. Goldman...........................          32      Senior Vice President, Engineering
Gregory B. Maffei............................          37      President and Director
Jean-Francois Heitz..........................          47      Chief Financial Officer, Treasurer and Director
Robert A. Eshelman...........................          44      Secretary and Director
Phillip Y. Goldman...........................          32      Senior Vice President, Engineering
Gregory B. Maffei............................          37      President and Director
Jean-Francois Heitz..........................          48      Chief Financial Officer, Treasurer and Director
Robert A. Eshelman...........................          44      Secretary and Director

     Mr. Perlman co-founded WNI in June 1995 and has served as its Chief Executive Officer since June 30, 1995. From March 1994 to March 1995, he was Chief Technology Officer of Catapult Entertainment, Inc. ("Catapult"), a company Mr. Perlman co-founded in 1994 to develop and market technology to enable video games to be played in real-time over computer networks. Prior to founding Catapult, from December 1990 to March 1994, Mr. Perlman was a Principal and Managing Director of Advanced Products at General Magic, Inc. ("General Magic"). At General Magic, he was responsible for its personal communicator and interactive television projects. He spent the six years prior to joining General Magic as an engineer at Apple Computer, Inc. ("Apple").


     Mr. Leak co-founded WNI and has served as its Chief Operating Officer since June 30, 1995. From September 1993 to June 1995, he was Vice President, Engineering at Rocket Science Games, Inc. ("RSG"), a company he co-founded to develop and market multiplatform, realtime CD-ROM authoring tools and systems. Prior to RSG, from July 1992 to September 1993 he was a member of the MagicCap development team at General Magic. From February 1987 to July 1992, Mr. Leak served as Engineering Lead for Apple.


     Mr. Goldman co-founded WNI and has served as its Senior Vice President, Engineering since June 30, 1995. From November 1990 to June 1995, he was Director of Communicating Products at General Magic. Prior to General Magic, from July 1986 to November 1990, he was Technical Engineering Lead at Apple.


     Mr. Maffei has served as WNI's President and as a director since September 1997. Mr. Maffei has been employed by Microsoft since April 1993, where he has served as Director, Business Development & Investment and Treasurer and Vice President, Corporate Development; Treasurer, and currently is Vice President, Finance; Chief Financial Officer, in which capacity he is responsible for Microsoft's external financial activities, including capital markets, acquisitions and strategic investments, credit use management, SEC reporting, investor relations and strategic business decisions. Prior to joining Microsoft, Mr. Maffei was a consultant for several companies, including Microsoft. From April 1991 to September 1992, Mr. Maffei was Executive Vice President and Chief Financial Officer of Pay'N Pak Stores, Inc. Mr. Maffei was also a director of Pay'N Pak.


     Mr. Heitz has served as WNI's Chief Financial Officer and Treasurer and as a director since September 1997. Mr. Heitz joined Microsoft France in May 1989 as Deputy General Manager, and became General Manager, Business Operations in July 1991, as well as Director F&A for Microsoft Southern Europe. In August 1994, Mr. Heitz was transferred to Microsoft Corporation as Assistant Treasurer and is now responsible for all capital markets, global cash management, foreign exchange, corporate finance, credit and risk management activities.


     Mr. Eshelman has served as WNI's Secretary and as a director since September 1997. Mr. Eshelman joined Microsoft in April 1993 as a Senior Corporate Attorney and is currently General Counsel, Finance and Administration. Prior to joining Microsoft, he was a partner at Preston Gates & Ellis LLP, Microsoft's primary outside law firm.

ITEM 11.  EXECUTIVE COMPENSATION


     Summary Compensation


     The following salary amounts constitute all compensation received for services rendered to WNI in all capacities for the three months ended June 30, 1997 by Mr. Perlman, WNI's Chief Executive Officer, and Mr. Goldman and Mr. Leak, WNI's two other most highly compensated executive officers following consummation of the Recapitalization (collectively, the "Named Officers"): Mr. Perlman, $40,385; Mr. Goldman, $40,385; Mr. Leak, $40,385.


     Messrs. Maffei, Heitz and Eshelman were not employees of WNI during the fiscal year ended June 30, 1997 and have received no compensation to date from WNI.


     Option Grants


     No stock options were granted to any of the Named Officers during the three months ended June 30, 1997.


     Option Exercises during Three Months Ended June 30, 1997 and Holdings and Fiscal Year-End Option Values


     No stock options were exercised by any Named Officers during the three months ended June 30, 1997, and no stock options were held by any Named Officers as of June 30, 1997.


DIRECTORS' COMPENSATION


     Directors of WNI receive no compensation for their services, but will be reimbursed for certain expenses in connection with attendance at board and committee meetings.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS


     Effective as of August 1, 1997, Mr. Perlman, Mr. Leak and Mr. Goldman each entered into employment agreements (the "Employment Agreements") with WNI and Microsoft, which became the parent corporation of WNI. Each of the Employment Agreements provides that the respective employee thereunder will be employed by WNI or Microsoft for three years from the effective date thereof, after which time such employees shall be employed on an at-will basis. Such agreements provide that Mr. Perlman, Mr. Leak and Mr. Goldman shall continue to receive the salaries that they received from WNI prior to the effectiveness of such agreements, and adjustments thereto shall be determined on the same basis applicable to employees of Microsoft in similar positions or salary levels. Under such agreements, Mr. Perlman, Mr. Leak and Mr. Goldman also are entitled to full benefits of employees of WNI. Further, the vesting rates of the unvested capital shares of WNI of each of Mr. Perlman, Mr. Leak and Mr. Goldman shall be accelerated under certain conditions, such as death, disability and material breach of such employee's respective Employment Agreement by WNI or Microsoft.


     In addition, each Employment Agreement contains restrictions on the ability of Mr. Perlman, Mr. Leak and Mr. Goldman to engage in a "competing business" with Microsoft. The Employment Agreements generally define "competing business" as a business engaged in software and hardware development in connection with a wide variety of platforms, hardware, applications and operating systems. The term of such restriction is three years from the effective date of such agreements or one year after the termination of employment with WNI or Microsoft, whichever is later.


     Each of the Employment Agreements contain restrictions on the ability of Mr. Perlman, Mr. Leak and Mr. Goldman to solicit or assist in the solicitation of any employees or agents of Microsoft to terminate any contract or working relationship with Microsoft. As with the noncompetition provisions described above, the term of such restrictions is three years from the effective date of such agreements or one year after the termination of employment with WNI or Microsoft, whichever is later.


     During the Transition Period, the Company did not have a compensation committee and its Board of Directors did not make an evaluation of executive compensation. Consequently, the Board of Directors has not prepared a compensation committee report with respect to executive compensation during the Transition Period. Because none of the Company's securities trade publicly, no performance graph is included herein.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information regarding beneficial ownership of WNI as of September 30, 1997 (i) by each person known by WNI to own beneficially more than 5% of an outstanding class of capital shares of WNI, (ii) by each of the directors of WNI, (iii) each of the Named Officers, and (iv) by all of WNI's directors and officers as a group.


                                                           NUMBER OF SHARES           CLASS OF           PERCENT OF CLASS
                                                          BENEFICIALLY OWNED         SECURITIES        BENEFICIALLY OWNED(1)
                                                          ------------------      --------------       ---------------------
        Microsoft Corporation........................              7,170,512         Class B                 100.0%
        One Microsoft Way                                                         Common Shares
        Redmond, WA 98052

        Gregory B. Maffei............................                     --           N/A                    N/A
        c/o Microsoft Corporation
        One Microsoft Way
        Redmond, WA 98052

        Jean-Francois Heitz..........................                     --           N/A                    N/A
        c/o Microsoft Corporation
        One Microsoft Way
        Redmond, WA 98052

        Robert A. Eshelman...........................                     --           N/A                    N/A
        c/o Microsoft Corporation
        One Microsoft Way
        Redmond, WA 98052

        Phillip Y. Goldman...........................                468,997         Class A                  28.0%
        WebTV Networks, Inc.                                                      Common Shares
        305 Lytton Avenue
        Palo Alto, CA 94301

        Bruce A. Leak................................                468,997         Class A                  28.0%
        WebTV Networks, Inc.                                                      Common Shares
        305 Lytton Avenue
        Palo Alto, CA 94301

        Stephen G. Perlman...........................                354,186         Class A                  21.2%
        WebTV Networks, Inc.                                                      Common Shares
        305 Lytton Avenue
        Palo Alto, CA 94301

        All officers and directors as a group
        (6 persons)..................................              1,292,180         Class A                  77.2%
                                                                                  Common Shares

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Each of Mr. Perlman, Mr. Leak and Mr. Goldman entered into, as of April 5, 1997, an Amended and Restated Shareholder Agreement with the Company. Such agreements amend agreements previously entered into by the Company and each of Mr. Perlman, Mr. Leak and Mr. Goldman in connection with the issuance of capital shares of the Company to such individuals as founders of the Company (the "Founders Shares"). In addition to deleting various provisions that became irrelevant, each agreement establishes a new vesting schedule with respect to the Founders

Shares. Under the revised agreement, Mr. Leak and Mr. Goldman each have 166,103 unvested Class A Common Shares of which 33 1/3% will vest April 5 of 1998, 1999 and 2000, respectively, and Mr. Perlman will have 156,332 unvested Class A Common Shares of which 50% will vest on April 5 of 1998 and 1999, respectively.


     WNI has agreed to pay certain fees associated with certain patents licensed to WNI by Mr. Perlman.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


     (A)  (1)  FINANCIAL STATEMENTS


     The financial statements included in Item 8, Financial Statements and Supplementary Data, are set forth in the Index to Financial Statements and Financial Statement Schedule listed on page 14 of this Form 10-K.


          (2)  FINANCIAL STATEMENT SCHEDULES


     The financial statement schedule is set forth in the Index to Financial Statements and Financial Statement Schedules listed on page 14 of this Form 10-K.


          (3)    EXHIBITS



EXHIBIT NO.                                         DESCRIPTION                                           FOOTNOTE
-----------                                         -----------                                           --------
   2.1           Articles of Incorporation of WebTV Networks, Inc.................................            (1)
   2.2           Bylaws of WebTV Networks, Inc....................................................            (1)
  10.1           Lease dated September 1, 1995 for facilities located at 275 Alma Street in Palo
                 Alto, California.................................................................            (1)
  10.2           Lease dated August 10, 1996 for facilities located at 325 Lytton Avenue in Palo
                 Alto, California.................................................................            (1)
  10.3           Sublease dated June 14, 1996 for facilities located at 305 Lytton Avenue and 335
                 Bryant Avenue in Palo Alto, California...........................................            (1)
  10.4           Lease dated January 6, 1997 for facilities located at 151 Lytton Avenue in Palo
                 Alto, California.................................................................            (1)
  10.5           Sublease dated December 10, 1996 for facilities located at 361 Lytton Avenue in
                 Palo Alto, California............................................................            (1)
  11.1           Calculation of Net Loss Per Share
  16.1           Letter of Ernst & Young LLP to the Securities and Exchange Commission pursuant
                 to Item 304(a)(3) of Regulation S-K..............................................            (2)
  27.1           Financial Data Schedule

---------------------------

(1) Incorporated by reference to the registrant's registration statement on Form S-4 (Commission File No. 333-26411).


(2) Incorporated by reference to the registrant's current report on Form 8-K (Commission File No. 1-4278) dated October 3, 1997


     (b)        REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of November, 1997.


                                    WEBTV NETWORKS, INC.



                                    By /s/ Gregory B Maffei
                                      -------------------------------------
                                           Gregory B Maffei, President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 12th day of November, 1997.



                  SIGNATURES                                       TITLE
                  ----------                                       -----

      /s/ Stephen G. Perlman
----------------------------------------------  Chief Executive Officer (Principal
          Stephen G. Perlman                    Executive Officer)


      /s/ Jean-Francois Heitz
----------------------------------------------  Chief Financial Officer and Treasurer, and
          Jean-Francois Heitz                   Director (Principal Financial Officer)


      /s/ Albert A. Pimentel
----------------------------------------------  Principal Accounting Officer
          Albert A. Pimentel                    (Principal Accounting Officer)


       /s/ Gregory B. Maffei
----------------------------------------------  Director
           Gregory B. Maffei


      /s/ Robert A. Eshelman
----------------------------------------------  Director
          Robert A. Eshelman
